Form 10-Q
period 2022-03-31
WidFit Inc.
filed 2022-08-16
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 333-4045138

WIDFIT INC.

(Exact name of registrant as specified in its charter)

Nevada	38-4045138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jabotinsky Street 3

Hod Hasharon 4530803

Israel

(Address of principal executive offices, zip code)

(236) 523-9606

(Registrant’s telephone number, including area code)

_____________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

As of August 8, 2022, there were 5,000,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Widfit Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the ongoing coronavirus pandemic, the Company’s need for and ability to obtain additional financing, product demand, market and customer acceptance, competition, pricing and development difficulties, as well as general industry and market conditions and growth rates, general economic conditions, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

WidFit Inc.
Balance Sheet

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,554	$1,554
Advances	-	7,500
Total current assets	1,554	9,054

Total assets	$1,554	$9,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	2,000	-
Due to related party	1,750	-
Total Current liabilities	3,750	-

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,000,000 shares issued and outstanding as on March 31, 2022, and December 31, 2021, respectively.	5,000	5,000
Additional paid-in capital	5,000	5,000
Accumulated deficit	(12,196)	(946)
Total stockholders’ equity	$(2,196)	$9,054

Total liabilities and stockholders' equity	$1,554	$9,054

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Operations (Unaudited)

For the three months period ended March 31, 2022

REVENUE	$-
OPERATING EXPENSES:
General and administration expenses	2,000
Professional fees	9,250
Total operating expenses	$11,250

Net loss before taxes	$(11,250)
Income tax	-
Net loss	$(11,250)

Net loss per common share - basic and diluted	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	5,000,000

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Stockholders’ Equity (Unaudited)
For the three months period ended March 31, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2022	5,000,000	$5,000	$5,000	$(946)	$9,054
Net loss	-	-	-	(11,250)	(11,250)
Balance at March 31, 2022	5,000,000	$5,000	$5,000	$(12,196)	$(2,196)

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Cash Flows (Unaudited)

For the three months period ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(11,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in advances	7,500
(Increase) Decrease in accounts payable	2,000
Net cash used in operating activities	$(1,750)

Cash Flows from Financing Activities:
Proceeds from related party debt	1,750
Net cash provided by financing activities	$1,750

Net increase (decrease) in cash, cash equivalents and restricted cash	-
Cash, cash equivalents and restricted cash at beginning of the period	1,554
Cash, cash equivalents and restricted cash at end of the period	$1,554

Supplemental Cash Flow Information:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

WIDFIT INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended March 31, 2022, are not necessarily indicative of the results of operations for the full year. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022, and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,554 of cash as of March 31, 2022.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Widfit Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Widfit Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of March 31, 2022, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2022, the Company had no items that affected comprehensive loss.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shares issued to related party

On December 13, 2021, the company issued a total of 5,000,000 common shares to its President, Shahira Wely for total proceeds of $10,000, valued at a price of $0.002 per share.

On January 25, 2022, Company received $1,750 from Shahira Wely, President of the company as a loan. These loans were unsecured, noninterest bearing and due on demand.

As of March 31, 2022, and December 31, 2021, due to related party is $1,750 and $0 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2021, the Company’s authorized stock consists of 75,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

On December 13, 2021, the company issued a total of 5,000,000 common shares to its President, Shahira Wely for total proceeds of $10,000, valued at a price of $0.002 per share.

As of March 31,2022, and December 31, 2021, the Company has 5,000,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

During the month of June 2022, company issued 1,375,000 shares at an issue price of 0.02 to various shareholders.

The Company evaluated all events or transactions that occurred after March 31, 2022 through July 19, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from December 13, 2021 (inception) to March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Widfit Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s Amendment No. 3 to Form S-1 (File No. 333-263379; the “Form S-1”), as filed with the Securities and Exchange Commission on May 12, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Widfit Inc was incorporated on December 31, 2021. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at Jabotinsky Street 3, Hod Hasharon 4530803, Israel. Shahira Wely, has served as our Chief Executive Officer, President, Secretary, Treasurer and sole director since December 31, 2021. Ms. Wely holds 5,000,000 shares of common stock of the Company.

We plan to develop an Internet browser that lets you choose how your data is used online. We are designing our browser to let you keep your personal data private or be rewarded. A user of our browser will allow you to choose from the following two options: (i) privacy mode, which will be designed to protect your personal browsing date, and (ii) advertising mode, through which a user earns points, which can be redeemed for cash, products, vouchers or be donated.

Our business is based on our subjective belief that the advertising industry uses the browsing data of a person using an Internet browser, tracking a user’s online browsing history and habits to understand a user’s behavior and purchasing habits. We further believe that an Internet user’s collected browsing information is sold, but we believe that people should have a choice to stop this from happening or even better to earn from it themselves.

Our website is currently in the development stage.  We expect our website to be operational within 6 months following successful completion of this offering, and the funding needed to reach this level of functionality is $10,000. There can be no assurances that our efforts to develop our proposed Internet browser will succeed or that we will be able to successfully market and generate revenues from our proposed Internet browser, if developed.

COVID-19

We continue to evaluate the impact of the COVID-19 pandemic on the industry and our Company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of our operations, the specific impact is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operation

We are an early stage corporation and have not yet generated or realized any revenues from our business. Our plan of operation for the next 12 months is to launch our website and develop our Internet browser.

Limited Business History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no intention of entering into a merger or acquisition within the next twelve months and we have a specific business plan and timetable to complete our 12-month plan of operation based on the success of the primary offering.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business. Equity financing could result in additional dilution to existing shareholders.

If we raise the $60,000 gross under the Form S-1, in our primary offering, we believe that we can pay for our offering expenses and satisfy our cash requirements to complete our 12-month plan of operation without having to raise additional funds for the next twelve months.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended December 31, 2021, as filed on May 12, 2022, and notes thereto contained in our Form S-1.

Deferred Tax Assets and Income Tax Provision

We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent we conclude it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022

We recorded no revenues during the three months ended March 31, 2022.

For the three months ended March 31, 2022, total operating expenses were $11,250, comprised of professional fees of $9,250 and general and admiration expenses of $2,000. Our net loss at March 31, 2022, was $11,250.

For the three months ended March 31, 2022, we used $11,250 of cash in our operations.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on March 31, 2022, we did not incur any revenue and we incurred a net loss along with a net use of cash in our operating activities during the three months ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to commence operations and generate sufficient revenue; however, our cash position is not sufficient to support our daily operations. As such, we will need to raise funds to complete our plan of operation and fund our ongoing operational expenses for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock or debt financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company and if we obtain debt financing, the terms of any such debt financing may not be favorable to existing shareholders. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtaining debt to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development to complete our plan of operation and our business will fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2022, through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2022.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1*	Articles of Incorporation of Registrant
3.2*	Certificate of Amendment to Articles of Incorporation
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover page formatted as Inline XBRL and contained in Exhibit 101

*Previously filed.

**Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDFIT INC.
(Name of Registrant)

Date: August 15, 2022	By:	/s/ Shahira Wely
Name: Shahira Wely
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)