Form 10-Q
period 2022-06-30
WidFit Inc.
filed 2022-09-28
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 18, 2022, there were 6,375,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

WidFit Inc.
Balance Sheet (Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$29,054	$1,554
Advances	-	7,500
Total current assets	29,054	9,054

Total assets	$29,054	$9,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	4,000	-
Due to related party	9,250	-
Total Current liabilities	13,250	-

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 6,375,000 shares issued and outstanding as on June 30, 2022, and 5,000,000 shares issued and outstanding as on December 31, 2021, respectively.	6,375	5,000
Additional paid-in capital	31,125	5,000
Accumulated deficit	(21,696)	(946)
Total stockholders’ equity	$15,804	$9,054

Total liabilities and stockholders' equity	$29,054	$9,054

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Operations (Unaudited)

	For the three months period ended June 30, 2022	For the six months period ended June 30, 2022

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	2,000	4,000
Professional fees	7,500	16,750
Total operating expenses	$9,500	$20,750

Net loss before taxes	$(9,500)	$(20,750)
Income tax	-	-
Net loss	$(9,500)	$(20,750)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	5,253,846	5,127,624

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Stockholders’ Equity (Unaudited)
For the three and six months period ended June 30, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2022	5,000,000	$5,000	$5,000	$(946)	$9,054
Net loss	-	-	-	(11,250)	(11,250)
Balance at March 31, 2022	5,000,000	$5,000	$5,000	$(12,196)	$(2,196)

Balance at April 1, 2022	5,000,000	$5,000	$5,000	$(12,196)	$(2,196)
Stock issued for cash	1,375,000	1,375	26,125	-	27,500
Net loss	-	-	-	(9,500)	(9,500)
Balance at June 30, 2022	6,375,000	$6,375	$31,125	$(21,696)	$15,804

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Cash Flows (Unaudited)

For the six months period ended June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(20,750)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in advances	7,500
(Increase) Decrease in accounts payable	4,000
Net cash used in operating activities	$(9,250)

Cash Flows from Financing Activities:
Proceeds from related party debt	9,250
Proceeds from issuance of common stock	27,500
Net cash provided by financing activities	$36,750

Net increase (decrease) in cash, cash equivalents and restricted cash	27,500
Cash, cash equivalents and restricted cash at beginning of the period	1,554
Cash, cash equivalents and restricted cash at end of the period	$29,054

Supplemental Cash Flow Information:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

WIDFIT INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of June 30, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the six months ended June 30, 2022, are not necessarily indicative of the results of operations for the full year. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022, and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $29,054 of cash as of June 30, 2022.

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

As of June 30, 2022, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2022, the Company had no items that affected comprehensive loss.

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

On May 20, 2022, Company received $7,500 from Shahira Wely, President of the company as a loan. These loans were unsecured, noninterest bearing and due on demand.

As of June 30, 2022, and December 31, 2021, due to related party is $9,250 and $0 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2021, the Company’s authorized stock consists of 75,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

On December 13, 2021, the company issued a total of 5,000,000 common shares to its President, Shahira Wely for total proceeds of $10,000, valued at a price of $0.002 per share.

During the three months ended June 30, 2022, the company issued a total of 1,375,000 common shares to various shareholders for total proceeds of $27,500, valued at a price of $0.02 per share.

As of June 30,2022, and December 31, 2021, the Company has 6,375,000 and 5,000,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On August 5, 2022, company issued 200,000 shares at an issue price of 0.02 to various shareholders and received a total proceeds of $4,000.

The Company evaluated all events or transactions that occurred after June 30, 2022 through August 22, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from April 1, 2022 to June 30, 2022.

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

OVERVIEW

Widfit Inc was incorporated on December 13, 2021. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at Jabotinsky Street 3, Hod Hasharon 4530803, Israel. Shahira Wely, has served as our Chief Executive Officer, President, Secretary, Treasurer and sole director since December 31, 2021. Ms. Wely holds 5,000,000 shares of common stock of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022

We recorded no revenues during the three months ended June 30, 2022.

For the three months ended June 30, 2022, total operating expenses were $9,500, comprised of professional fees of $7,500 and general and administration expenses of $2,000. Our net loss on June 30, 2022, was $9,500.

For the three months ended June 30, 2022, we used $9,500 of cash in our operations.

Six Months Ended June 30, 2022

We recorded no revenues during the six months ended June 30, 2022.

For the six months ended June 30, 2022, total operating expenses were $20,750, comprised of professional fees of $16,750 and general and administration expenses of $4,000. Our net loss on June 30, 2022, was $20,750.

For the six months ended June 30, 2022, we used $20,750 of cash in our operations.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on June 30, 2022, we did not incur any revenue and we incurred a net loss along with a net use of cash in our operating activities during the six months ended June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2022, through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2022.

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

WIDFIT INC.
(Name of Registrant)

Date: September 28, 2022	By:	/s/ Shahira Wely
Name: Shahira Wely
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)