Form 10-K
period 2022-12-31
WidFit Inc.
filed 2023-03-30
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-263379

WIDFIT INC.

(Exact name of registrant as specified in its charter)

Nevada	38-4045138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jabotinsky Street, Hod Hasharon, Israel	4530803
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (236) 523-9606

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: 0

The number of shares of Common Stock, $0.0001 par value, outstanding on March 29, 2023 was 6,575,000.

WIDFIT INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2022

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

·	our ability to diversify our operations;
·	our ability to implement our business plan;
·	our ability to attract key personnel;
·	our ability to operate profitably;
·	our ability to efficiently and effectively finance our operations, and/or purchase orders;
·	inability to achieve future sales levels or other operating results;
·	inability to raise additional financing for working capital;
·	inability to efficiently manage our operations;
·	the inability of management to effectively implement our strategies and business plans;
·	the unavailability of funds for capital expenditures and/or general working capital;
·

 the fact that our accounting policies and methods are fundamental to how we report our financial condition and  results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·	deterioration in general or regional economic conditions;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us",  "the Company", and similar terms refer to

Widfit Inc.

PART I

ITEM 1. BUSINESS

General Business Development

WidFit was incorporated on December 13, 2021. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at Jabotinsky Street 3, Hod Hasharon 4530803, Israel.

We are a development stage company and currently have no revenues or significant assets. At December 31, 2022, our assets were $21,117 and our liabilities were $9,250. Our net loss for the period ended December 31, 2022, was $28,687 and for 2021, it was $946

OUR PLANNED INTERNET BROWSER

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

Our business is based on our subjective belief that the advertising industry uses the browsing data of a person using an Internet browser, tracking a user’s online browsing history and habits to understand a user’s behavior and purchasing habits. We further believe that an Internet user’s collected browsing information is sold, but we at WidFit believe that people should have a choice to stop this from happening or even better to earn from it themselves.

OUR PLAN TO GENERATE REVENUES

Once operational, our “affiliate mode” will allow users of our Internet browser to elect to direct 80% of affiliate revenue to the user of our Internet browser, and we would retain the remaining 20% as revenues. Alternatively, a user will have the option to elect to click on an ad or a link in order to earn points. A user will have the ability to redeem the points for products or vouchers, or donate the points to charity.

SALES AND MARKETING

We plan to initially provide our Internet browser targeting the United States.

COMPETITION AND COMPETITIVE STRATEGY

Our competition includes all Internet browsers, including Chrome, Safari and Edge, but for our business model, we believe that our direct competition includes UK-based startup Gener8, which was founded last year and has developed a browser extension dedicated to customizing ad displays and paying users in vouchers.  Additionally, we believe another direct competitor to be a search search engine called Brave, which has recently started offering people the option to earn crypto-tokens called Basic Attention Tokens in exchange for allowing ads to appear while a user browses the Internet.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We plan to rely on the open-source Chromium code upon which to develop our browser.

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Shahira Wely, our sole officer and director, is our only employee, and she currently works full time on Company matters.

FACILITIES

We currently do not rent any real property or offices. Our current business address is Jabotinsky Street 3, Hod Hasharon 4530803, Israel.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business

The Company’s net loss, lack of revenue, and minimal assets results in no assurance of success.

Since its inception to the present, we have recorded a net loss and have had minimal revenue. The losses have been due to expenses related to start-up costs incurred as the officers grew the business and established the Company. The Company has no significant assets or financial resources. There can be no assurance that the officers will generate significant revenues or be profitable in the future. If the Company is not profitable, it may need to curtail or cease operations, or seek additional revenue through the sale of its Shares.

The Company may require additional capital and may be unable to obtain such capital on favorable terms or at all.

In the future, we may need to raise additional capital through the issuance of additional Shares or securities convertible into Shares. If we issue additional Shares or convertible securities, our then-existing shareholders may face substantial dilution. In addition to diluting our then-existing shareholders, we may be obligated to pay a substantial amount of regular income to future investors, which would reduce our cash available for working capital. Equity interests in the subsidiaries of the Company, if any, may also be publicly or privately offered. Such offerings would have the effect of indirectly diluting members of the Company. Currently, we do not have any arrangements for any financing for the sale of shares or any other method of financing, and we can provide no assurances to Investors that we will be able to obtain any financing when required on favorable terms or at all. The only cash immediately available to us is the cash in our bank account.

The Company has not established any minimum offering amount, and there is no assurance that the Company will raise sufficient funds to carry out its business objectives.

The Company has not established any minimum offering amount that must be raised to carry out the business objectives contemplated in the offering document. There is no assurance that the Company will raise sufficient funds to carry out its business objectives, including payment of offering expenses, establishment of debt service reserves, provision for other construction cost contingencies and other working capital needs.

Sole Officers and Directors may hinder operations.

WIDFIT INC.’s operations depend solely on the efforts of the officers and directors of the Company. They have very little experience, if any, related to public company management or as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

The Company has no operating history, and the Officers and Directors lack experience.

The Company was recently organized and has no history of operations. The Company therefore should be considered a development stage company, and its operations will be subject to all of the risks inherent in the establishment of a new business enterprise, including, but not limited to, hurdles or barriers to the implementation of its business plans. Further, because there is no history of operations there is also no operating history from which to evaluate the officer and directors’ ability to manage the Company’s operations and achieve its goals or the likely performance of the Company. Prospective Investors should also consider that the officers and directors Manager, the principals not previously managed a public company. No assurances can be given that the Company can operate profitably.

The Company will face competition.

Competition in the real estate and oil industries contains many companies with longer operating histories, more market experience or contacts, or greater financial resources than the Company. The Company may not be able to compete effectively.

The Company may never make distributions.

Payment of distributions and the amounts thereof will depend upon returns received by the Company. The Company may not operate profitably or be able to declare and pay any distributions to the Shareholders, and you may not earn a positive return on your investment or receive a return of any or all of your investment.

You may be liable in certain circumstances for the repayment of distributions.

You are not personally liable for any debts or losses of the Company beyond the amount of your capital contributions and profits attributable thereto (if any) if the Company is otherwise unable to meet its obligations. However, you may be required to repay to the Company cash or in-kind distributions (including distributions on partial or complete redemption of Shares and distributions deemed a return of capital) received by you to the extent of overpayments and to the extent such distribution made the Company insolvent at the time of the payment or the distribution.

The Company is not required to provide disclosure pursuant to the Securities Exchange Act of 1934.

The Company is not required to provide disclosure pursuant to the Exchange Act. As such, the Company is not required to file quarterly or annual reports. In addition, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the Company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent (10%) shareholders (“insiders”) are not required to file beneficial ownership reports about their holdings in our Company; insiders will not be subject to the short-swing profit recovery provisions of the Exchange Act; and more than five percent (5%) shareholders of classes of our equity securities will not be required to report information about their ownership positions in the securities.

The Company does not maintain key man life insurance on its officers.

The Company depends on the continued contributions of its officers who handle all of the managerial responsibilities of the Company. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to successfully develop the Property or compete with others.

Risks Related to Investment in our Common Stock

The ownership of our common stock is concentrated among existing executive officers and directors.

Upon the sale of all of the Shares offered in this Offering, our executive officers and directors will continue to own beneficially, in the aggregate, a vast majority of the outstanding Shares. As a result, they will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendments to our Articles of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of Omega or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

There currently is no public trading market for our securities and an active market may not develop or, if developed, be sustained.  If a public trading market does not develop, you may not be able to sell any of your securities.

There is currently no public trading market for our common stock, and an active market may not develop or be sustained. If an active public trading market for our securities does not develop or is not sustained, it may be difficult or impossible for you to resell your shares at any price. Even if a public market does develop, the market price could decline below the amount you paid for your Shares.

Risks Related to the Investment Company Act of 1940.

The Company intends to avoid becoming subject to the Investment Company Act of 1940, as amended (the “1940 Act”). However, under certain conditions, changing circumstances or changes in the law, it may become subject to the 1940 Act in the future. Becoming subject to the 1940 Act could have a material adverse effect on the Company. It is also probable that the Company would be terminated and liquidated due to the cost of registration under the 1940 Act.

Risks Related to Certain Conflicts of Interest

Potential conflicts of interest may conflict with your interests and/or result in loss of business.

Our officers and directors are involved in other employment opportunities and may periodically face a conflict in selecting between WIDFIT INC. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the Company loses officers or directors to other pursuits without a sufficient warning, the Company may, consequently, go out of business. Potential conflicts of interest include, but are not limited to, the following:

•the officers, directors, and/or other affiliates may acquire and operate other companies for their own respective accounts, whether or not competitive with the Company;

•the officers, directors, and/or other affiliates will not be required to disgorge any profits or fees or other compensation they may receive from any other business they own separate from the Company, and you will not be entitled to receive or share in any of the profits, return, fees or compensation from any other business owned and operated by the officers, directors, and/or other affiliates for their own benefit;

•the Company may engage the officers, directors, and/or their affiliates to perform services at prevailing market rates. Prevailing market rates are determined by the officers and/or directors based on industry standards and expectations of what the officers and/or directors would be able to negotiate with a third party on an arm’s length basis;

•the officers, directors, and/or other affiliates are not required to devote all of their time and efforts to the affairs of the Company; and

•the Company and its officers and/or directors, and the prospective Investors have not been represented by separate counsel in connection with the formation of the Company, the drafting of the Articles of Incorporation or the Subscription Agreement, or this Offering.

Certain affiliates of the Company may, from time to time, loan the Company funds to pay third-party costs and some or all of the proceeds of the Offering or distributions could be used to repay such loans with interest.

In the event that Cash Flow from the Company is insufficient to pay third-party costs, such as accounting fees, real estate taxes, and/or debt service, the officers, and/or one or more of their affiliates may loan the Company the funds necessary to pay such shortfalls on commercially reasonable terms. Proceeds of the Offering or future distributions may be used in whole or in part to repay any such loans, with interest.

Risks Related to Taxes

Federal and State Taxation of Business Combination May Discourage Business Combinations

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination, if any, so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at Jabotinsky Street 3, Hod Hasharon 4530803, Israel as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES ROPERTIES

Market Information

Our common stock is not yet quoted.  Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 1, 2023, we had 32 stockholders of record of the common shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

The officers and directors were issued shares during 2021 in transactions exempt under Section 4(2) of the 33 Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

Plan of Operations

We have generated no revenue in December 31, 2022 or 2021.

Comparison of the Years Ended December 31, 2022 and 2021

Lack of Revenues

We have limited operational history. During the year ended December 31, 2022 and 2021 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2022 and 2021 were $28,687 and $946 respectively. Operating expenses consisted of general and administrative expenses of $8.937 and professional fees of $19,750 for the year ended December 31, 2022. Operating expenses consisted of general and administrative expenses of $ 946 for the year ended December 31, 2021.

Net Loss

During the year ended December 31, 2022 and 2021 the Company recognized net losses of $28,687 and $946 respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through the sale of shares of our Common Stock and loans from shareholders and third parties.

As of December 31, 2022, the Company has $21,117 in total assets as cash $21,117. As of December 31, 2022, the Company has $9,250 in liabilities as due to related party $9.250. Accumulated deficit as of December 31, 2022 is $(29,633).

As of December 31, 2021, the Company has $9.054 in total assets as cash $1,554 and advance of $7,500. As of December 31, 2021, the Company has $0 in liabilities. Accumulated deficit as of December 31, 2021 is $(946).

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2022 and 2021 is $(21,187) and $(8.446). The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2022 and 2021 was $40,750 and $10,000 respectively. The cash provided by financing activities was primarily due to shareholder loans and proceeds from issuance of shares of Common Stock.

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances and loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company does not currently have any financial instruments that it measures at fair value.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Widfit Inc.

TABLE OF CONTENTS

December 31, 2022

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS
VANCOUVER, WA 98666
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:
Widfit Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WidFit, Inc. as of December 31, 2022 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6108

Vancouver, Washington

March 29, 2023

WidFit Inc.
Balance Sheet

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$21,117	$1,554
Advances	-	7,500
Total current assets	21,117	9,054

Total assets	$21,117	$9,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Due to related party	9,250	-
Total Current liabilities	9,250	-

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 6,575,000 shares issued and outstanding as on December 31, 2022, and 5,000,000 shares issued and outstanding as on December 31, 2021, respectively.	6,575	5,000
Additional paid-in capital	34,925	5,000
Accumulated deficit	(29,633)	(946)
Total stockholders’ equity	$11,867	$9,054

Total liabilities and stockholders' equity	$21,117	$9,054

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	8,937	946
Professional fees	19,750	-
Total operating expenses	$28,687	$946

Net loss before taxes	$(28,687)	$(946)
Income tax	-	-
Net loss	$(28,687)	$(946)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	5,838,082	5,000,000

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Stockholders’ Equity
For the year ended December 31, 2022 and December 31, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at inception at December 13, 2021	-	$-	$-	$-	$-

Stock issued for cash	5,000,000	5,000	5,000	-	10,000
Net loss	-	-	-	(946)	(946)

Balance at December 31, 2021	5,000,000	$5,000	$5,000	$(946)	$9,054

Stock issued for cash	1,575,000	1,575	29,925	-	31,500
Net loss	-	-	-	(28,687)	(28,687)

Balance at December 31, 2022	6,575,000	$6,575	$34,925	$(29,633)	$11,867

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(28,687)	$(946)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in advances	7,500	(7,500)
Net cash used in operating activities	$(21,187)	$(8,446)

Cash Flows from Financing Activities:
Proceeds from related party debt	9,250	-
Proceeds from issuance of common stock	31,500	10,000
Net cash provided by financing activities	$40,750	$10,000

Net increase (decrease) in cash, cash equivalents and restricted cash	19,563	1,554
Cash, cash equivalents and restricted cash at beginning of the period	1,554	-
Cash, cash equivalents and restricted cash at end of the period	$21,117	$1,554

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WIDFIT INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the year ended December 31, 2022, are not necessarily indicative of the results of operations for the full year. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2022, and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,117 of cash as of December 31, 2022.

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

As of December 31, 2022, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2022, the Company had no items that affected comprehensive loss.

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

As of December 31, 2022, and December 31, 2021, due to related party is $9,250 and $0 respectively.

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

As of December 31,2022, and December 31, 2021, the Company has 6,575,000 and 5,000,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 through March 29, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from April 1, 2022 to December 31, 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Shahira Wely and Chief financial Officer, Shahira Wely, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2022 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Our director is elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Our officer is appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

Name	Age	Positions

Shahira Wely	45	Chief Executive President, Secretary, Treasurer and Director

Shahira Wely

Shahira Wely has served as our Chief Executive Officer, President, Treasurer and a director since December 13, 2021. From 1999 to 2006, Ms. Wely worked at Intel in Haifa, Israel, as an Assistant Developer, and as Project Manager from 2006 until December 2021.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada.

Limitation of Liability of Directors

Pursuant to the Nevada, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Shahira Wely	2022	$0	$0	$0	$0	$0
Shahira Wely	2021	$0	$0	$0	$0	$0

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2022, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Title of Class	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Common stock (1)
Common Stock	Shahira Wely (3)	5,000,000 shares	100%

(1) The percentages below are based on 5,000,000 shares of our common stock issued and outstanding as of the date of this prospectus.

(2) c/o WidFit Inc., Jabotinsky Street 3, Hod Hasharon 4530803, Israel.

(3) Appointed Chief Executive Officer, President, Secretary, Treasurer and director, on December 13, 2021.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	4,750	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	4,750	0

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDFIT INC.

By: /S/ Shahira Wely	Date: March 30, 2023
Shahira Wely

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shahira Wely	Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Board Member	March 30, 2023

