Form 10-Q
period 2023-03-31
WidFit Inc.
filed 2023-05-10
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 333-4045138

WIDFIT INC.

(Exact name of registrant as specified in its charter)

Nevada	38-4045138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jabotinsky Street

Hod Hasharon,

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

As of May 3, 2023, there were 6,575,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

WidFit Inc.
Balance Sheet (Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$17,087	$21,117
Total current assets	17,087	21,117

Total assets	$17,087	$21,117

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued liabilities	2,000	-
Due to related party	9,250	9,250
Total Current liabilities	11,250	9,250

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 6,575,000 shares issued and outstanding as on March 31, 2023 and December 31, 2022 respectively.	6,575	6,575
Additional paid-in capital	34,925	34,925
Accumulated deficit	(35,663)	(29,633)
Total stockholders’ equity	$5,837	$11,867

Total liabilities and stockholders' equity	$17,087	$21,117

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Operations (Unaudited)

	For the three months period ended March 31, 2023	For the three months period ended March 31, 2022

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	2,030	2,000
Professional fees	4,000	9,250
Total operating expenses	$6,030	$11,250

Net loss before taxes	$(6,030)	$(11,250)
Income tax	-	-
Net loss	$(6,030)	$(11,250)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	6,575,000	5,000,000

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Stockholders’ Equity (Unaudited)

For the three months period ended March 31, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2022	5,000,000	$5,000	$5,000	$(946)	$9,054
Net loss	-	-	-	(11,250)	(11,250)
Balance at March 31, 2022	5,000,000	$5,000	$5,000	$(12,196)	$(2,196)

For the three months period ended March 31, 2023

Balance at January 1, 2023	6,575,000	$6,575	$34,925	$(29,633)	$11,867
Net loss	-	-	-	(6,030)	(6,030)
Balance at March 31, 2023	6,575,000	$6,575	$34,925	$(35,663)	$5,837

The accompanying notes are an integral part of these financial statements.

WidFit Inc.
Statement of Cash Flows (Unaudited)

	For the three months period ended March 31, 2023	For the three months period ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(6,030)	$(11,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in advances	-	7,500
(Increase) Decrease in accounts payable and accrued liabilities	2,000	2,000
Net cash used in operating activities	$(4,030)	$(1,750)

Cash Flows from Financing Activities:
Proceeds from related party debt	-	1,750
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	$-	$1,750

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,030)	-
Cash, cash equivalents and restricted cash at beginning of the period	21,117	1,554
Cash, cash equivalents and restricted cash at end of the period	$17,087	$1,554

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WIDFIT INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended March 31, 2023, are not necessarily indicative of the results of operations for the full year. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023, and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17,087 of cash as of March 31, 2023.

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

As of March 31, 2023, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2023, the Company had no items that affected comprehensive loss.

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

NOTE 4 – ACCRUED LIABILITIES

During the three months period ended March 31, 2023, accrued liabilities of $2,000 was provided towards accounting and edgar filing expenses. As of March 31, 2023 and December 31, 2022 accrued liability is $2,000 and $0.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2023, and December 31, 2022, due to related party is $9,250 and $9,250 respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2023, and December 31, 2022, the Company has 6,575,000 shares of common stock issued and outstanding, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 through May 3, 2023. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the three months period ended March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Widfit Inc., a Nevada corporation (the “Company”), and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023

We recorded no revenues during the three months ended March 31, 2023.

For the three months ended March 31,2023, total operating expenses were $6,030, comprised of professional fees of $4,000 and general and administration expenses of $2,030. Our net loss on March 31, 2023, was $6,030.

For the three months ended March 31, 2023, we used $6,030 of cash in our operations.

Three Months Ended March 31, 2022

We recorded no revenues during the three months ended March 31, 2022.

For the three months ended March 31, 2022, total operating expenses were $11,250, comprised of professional fees of $9,250 and general and administration expenses of $2,000. Our net loss on March 31, 2022, was $11,250.

For the three months ended March 31, 2022, we used $11,250 of cash in our operations.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on March 31, 2023, we did not incur any revenue and we incurred a net loss along with a net use of cash in our operating activities during the three months ended March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to March 31, 2023, through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDFIT INC.
(Name of Registrant)

Date: May 10, 2023	By:	/s/ Shahira Wely
Name: Shahira Wely
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)