Form 10-Q
period 2023-06-30
WidFit Inc.
filed 2025-02-19
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-4045138

WIDFIT INC.

(Exact name of registrant as specified in its charter)

Nevada	38-4045138
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Jabotinsky Street

Hod Hasharon, Israel 4530803

(Address of principal executive offices) (Zip Code)

(236) 523-9606

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 10, 2025, there were 7,800,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WidFit Inc.

Balance Sheet

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$40,057	$21,117
Total current assets	40,057	21,117

Total Assets	$40,057	$21,117

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2,000	-
Due to related party	9,250	9,250
Total current liabilities	11,250	9,250

Total Liabilities	11,250	9,250

Stockholders’ Equity:
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,800,000 and 6,575,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	7,800	6,575
Additional paid-in capital	58,200	34,925
Accumulated deficit	(37,193)	(29,633)
Total stockholders’ equity	$28,807	$11,867

Total liabilities and stockholders’ equity	$40,057	$21,117

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	30	2,000	2,060	4,000
Professional fees	1,500	7,500	5,500	16,750
Total operating expenses	$1,530	$9,500	$7,560	$20,750

Net loss before taxes	$(1,530)	$(9,500)	$(7,560)	$(20,750)
Income tax	-	-	-	-
Net loss	$(1,530)	$(9,500)	$(7,560)	$(20,750)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	7,455,769	5,252,747	7,017,818	4,512,845

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Statement of Stockholders’ Equity

(Unaudited)

For the three and six month periods ended June 30, 2022 and 2023

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	5,000,000	$5,000	$5,000	$(946)	$9,054
Net loss	-	-	-	(11,250)	(11,250)
Balance at March 31, 2022	5,000,000	$5,000	$5,000	$(12,196)	$(2,196
Share Issued	1,375,000	1,375	26,125	-	27,500
Net loss	-	-	-	(9,500)	(9,500)
Balance at June 30, 2022	6,375,000	$6,375	$31,125	$(21,696)	$15,804

Balance at January 1, 2023	6,575,000	$6,575	$34,925	$(29,633)	$11,867
Net loss	-	-	-	(6,030)	(6,030)
Balance at March 31, 2023	6,575,000	$6,575	$34,925	$(35,663)	$5,837
Share Issued	1,225,000	1,225	23,275	-	24,500
Net loss	-	-	-	(1,530)	(1,530)
Balance at June 30, 2023	7,800,000	$7,800	$58,200	$(37,193)	$28,807

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(7,560)	$(20,750)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
(Increase) Decrease in advances	-	7,500
(Increase) Decrease in accounts payable and accrued liabilities	2,000	4,000
Net cash used in operating activities	$(5,560)	$(9,250)

Cash Flows from Financing Activities:
Proceeds from related party debt	-	9,250
Proceeds from issuance of common stock	24,500	27,500
Net cash provided by financing activities	$24,500	$36,750

Net increase (decrease) in cash, cash equivalents and restricted cash	18,940	27,500
Cash, cash equivalents and restricted cash at beginning of year	21,117	1,554
Cash, cash equivalents and restricted cash at end of period	$40,057	$29,054

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Notes to the Unaudited Financial Statements

June 30, 2023

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of June 30, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the six months ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2023 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $40,057 of cash as of June 30, 2023.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of June 30, 2023, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2023, the Company had no items that affected comprehensive loss.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

As of June 30, 2023, and December 31, 2022, due to related party is $9,250 and $9,250 respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

During the month of April 2023, the Company issued a total of 1,225,000 common shares to various shareholders for total proceeds of $24,500, valued at a price of $0.02 per share.

As of June 30, 2023, and December 31, 2022, the Company has 7,800,000 and 6,575,000 shares of common stock issued and outstanding, respectively.

NOTE 6 - SUBSEQUENT EVENTS

During December 2023, the Company repaid $3,000 to the Director against the related party outstanding.

The Company evaluated all events or transactions that occurred after June 30, 2023 through February 5, 2025 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from April 1, 2023 to June 30, 2023, other then the one disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

OVERVIEW

Widfit Inc was incorporated on December 13, 2021. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at Jabotinsky Street 3, Hod Hasharon 4530803, Israel. Shahira Wely has served as our Chief Executive Officer, President, Secretary, Treasurer and sole director since December 31, 2021. Ms. Wely holds 5,000,000 shares of common stock of the Company.

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

Our website is currently in the development stage.  We expect our website to be operational within 6 months following the successful completion of this offer, and the funding needed to reach this level of functionality is $10,000. There can be no assurances that our efforts to develop our proposed Internet browser will succeed or that we will be able to successfully market and generate revenues from our proposed Internet browser, if developed.

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

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets make it unlikely that we will be able to obtain significant debt financing in the near future. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business. Equity financing could result in additional dilution to existing shareholders.

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

Basis of Accounting

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the reporting period ended December 31, 2021, as filed on May 12, 2022, and notes thereto contained in our Form S-1.

Deferred Tax Assets and Income Tax Provision

We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance to the extent we conclude it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2023

We recorded no revenues during the three and six months ended June 30, 2023.

For the three months ended June 30, 2023, total operating expenses were $1,530, comprised of professional fees of $1,500 and general and administration expenses of $30.  Our net loss on June 30, 2023, was $1,530.

For the six months ended June 30, 2023, total operating expenses were $7,560, comprised of professional fees of $5,500 and general and administration expenses of $2,060.  Our net loss on June 30, 2023, was $7,560.

For the six months ended June 30, 2023, we used $7,560 of cash in our operations.

Three and Six Months Ended June 30, 2022

We recorded no revenues during the three and six months ended June 30, 2022.

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

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on June 30, 2023, we did not incur any revenue, and we incurred a net loss along with a net use of cash in our operating activities during the six months ended June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Events

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2023, through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1	Articles of Incorporation of Registrant*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidFit Inc.

Dated: February 18, 2025	/s/ Shahira Wely
Shahira Wely
President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)