Form 10-K
period 2023-12-31
WidFit Inc.
filed 2025-04-01
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $0.00.

The number of shares of Common Stock, $0.001 par value, outstanding on March 26, 2025 was 7,800,000.

WIDFIT INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2023

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•our ability to diversify our operations;

•our ability to implement our business plan;

•our ability to attract key personnel;

•our ability to operate profitably;

•our ability to efficiently and effectively finance our operations, and/or purchase orders;

•inability to achieve future sales levels or other operating results;

•inability to raise additional financing for working capital;

•inability to efficiently manage our operations;

•the inability of management to effectively implement our strategies and business plans;

•the unavailability of funds for capital expenditures and/or general working capital;

•the fact that our accounting policies and methods are fundamental to how we report our financial condition and  results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•deterioration in general or regional economic conditions;

•changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to

Widfit Inc.

PART I

ITEM 1. BUSINESS

General Business Development

WidFit was incorporated on December 13, 2021. Our fiscal year end is December 31, and we have no subsidiaries. Our business offices are currently located at Jabotinsky Street 3, Hod Hasharon 4530803, Israel.

We are a development stage Company and currently have no revenues or significant assets. At December 31, 2023, our assets were $37,307 and our liabilities were $8,500. Our net loss for the period ended December 31, 2023, was $7,560 and for 2022, it was $28,687.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business

The Company’s net loss, lack of revenue, and minimal assets results in no assurance of success.

Since its inception to the present, we have recorded a net loss and have had minimal revenue. The losses have been due to expenses related to start-up costs incurred as the officers grew the business and established the Company. The Company has no significant assets or financial resources. There can be no assurance that the officers will generate significant revenues or be profitable in the future. If the Company is not profitable, it may need to curtail or cease operations or seek additional revenue through the sale of its Shares.

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

Our officers and directors are involved in other employment opportunities and may periodically face a conflict in selecting WIDFIT INC. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the Company loses officers or directors to other pursuits without a sufficient warning, the Company may, consequently, go out of business. Potential conflicts of interest include, but are not limited to, the following:

•the officers, directors, and/or other affiliates may acquire and operate other companies for their own respective accounts, whether or not competitive with the Company.

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

•the Company may engage the officers, directors, and/or their affiliates to perform services at prevailing market rates. Prevailing market rates are determined by the officers and/or directors based on industry

•standards and expectations of what the officers and/or directors would be able to negotiate with a third party on an arm’s length basis.

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of February 28, 2025, we had 30 stockholders of record of the common shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•our financial condition;

•earnings;

•need for funds;

•capital requirements;

•prior claims of preferred stock to the extent issued and outstanding; and

•other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

The officers and directors were issued shares during 2021 in transactions exempt under Section 4(2) of the 33 Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

Plan of Operations

We generated no revenue in December 31, 2023 or 2022.

Comparison of the Years Ended December 31, 2023 and 2022

Lack of Revenues

We have limited operational history. During the year ended December 31, 2023 and 2022 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2023 and 2022 were $7,560 and $28,687 respectively. Operating expenses consisted of general and administrative expenses of $2,060 and professional fees of $5,500 for the year ended December 31, 2023. Operating expenses consisted of general and administrative expenses of $ 8,937 and professional fees of $19,750 for the year ended December 31, 2022.

Net Loss

During the year ended December 31, 2023 and 2022 the Company recognized net losses of $7,560 and $28,687 respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through the sale of shares of our Common Stock and loans from shareholders and third parties.

As of December 31, 2023, the Company has $37,307 in total assets as cash-held-in-trust $37,307. As of December 31, 2023, the Company has $8,500 in liabilities as due to related party $6,500 and for accounts payable and accrued liabilities of $2,000. Accumulated deficit as of December 31, 2023 is $37,193.

As of December 31, 2022, the Company has $21,117 in total assets as cash-held-in-trust $21,117. As of December 31, 2022, the Company has $9,250 in liabilities as due to related party $9,250. Accumulated deficit as of December 31, 2022 is $29,633.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2023 and 2022 is $5,560 and $21,187. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2023 and 2022 was $21,750 and $40,750 respectively. The cash provided by financing activities was primarily due to shareholder loans and proceeds from the issuance of shares of Common Stock.

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

December 31, 2023

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

WidFit, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WidFit, Inc. as of December 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

March 26, 2025

WidFit Inc.

Balance Sheet

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash held in trust	$37,307	$21,117
Total current assets	37,307	21,117

Total assets	$37,307	$21,117

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2,000	-
Due to related party	6,500	9,250
Total current liabilities	8,500	9,250

Total liabilities	8,500	9,250

Stockholders’ Equity:
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,800,000 and 6,575,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	7,800	6,575
Additional paid-in capital	58,200	34,925
Accumulated deficit	(37,193)	(29,633)
Total stockholders’ equity	$28,807	$11,867

Total liabilities and stockholders’ equity	$37,307	$21,117

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Statement of Operations

	For the year ended December 31,
	2023	2022
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	2,060	8,937
Professional fees	5,500	19,750
Total operating expenses	$7,560	$28,687

Net loss before taxes	$(7,560)	$(28,687)
Income tax	-	-
Net loss	$(7,560)	$(28,687)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	7,412,123	2,329,110

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Statement of Stockholders’ Equity

For the years ended December 31, 2022 and 2023

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	5,000,000	$5,000	$5,000	$(946)	$9,054
Share Issued	1,575,000	1,575	29,925	-	31,500
Net loss	-	-	-	(28,687)	(28,687)
Balance at December 31, 2022	6,575,000	$6,575	$34,925	$(29,633)	$11,867

Balance at January 1, 2023	6,575,000	$6,575	$34,925	$(29,633)	$11,867
Share Issued	1,225,000	1,225	23,275	-	24,500
Net loss	-	-	-	(7,560)	(7,560)
Balance at December 31, 203	7,800,000	$7,800	$58,200	$(37,193)	$28,807

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Statements of Cash Flows

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(7,560)	$(28,687)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
(Increase) Decrease in advances	-	7,500
(Increase) Decrease in accounts payable and accrued liabilities	2,000	-
Net cash used in operating activities	$(5,560)	$(21,187)

Cash Flows from Financing Activities:
Proceeds from related party debt	-	9,250
Repayment of related party debt	(2,750)	-
Proceeds from issuance of common stock	24,500	31,500
Net cash provided by financing activities	$21,750	$40,750

Net increase (decrease) in cash, cash equivalents and restricted cash	16,190	19,563
Cash, cash equivalents and restricted cash at beginning of year	21,117	1,554
Cash, cash equivalents and restricted cash at end of period	$37,307	$21,117

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Notes to the Financial Statements

December 31, 2023

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $37,307 of cash as of December 31, 2023.

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

As of December 31, 2023, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2023, the Company had no items that affected comprehensive loss.

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

On December 19, 2023, Company repaid $2,750 to Shahira Wely, The President of the Company.

As of December 31, 2023, and December 31, 2022, due to related party is $6,500 and $9,250 respectively.

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

As of December 31, 2023, and December 31, 2022, the Company has 7,800,000 and 6,575,000 shares of common stock issued and outstanding, respectively.

NOTE 6 - INCOME TAXES

For the year ended December 31, 2022, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $37,193 at December 31, 2023, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	December 31, 2023	December 31, 2022
Income tax expense (benefit) at statutory rate	$(1,588)	$(6,024)
Change in valuation allowance	1,588	6,024
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Gross deferred tax asset	$7,811	$6,223
Valuation allowance	(7,811)	(6,223)
Net deferred tax asset	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31, 2023	December 31, 2022
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 through March 26, 2025. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from October 1, 2023 to December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Shahira Wely and Chief Financial Officer, Shahira Wely, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2023 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

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

Limitation of Liability of Directors

Pursuant to the Nevada, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating Company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Shahira Wely	2023	$0	$0	$0	$0	$0
Shahira Wely	2022	$0	$0	$0	$0	$0

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Title of Class	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Common stock (1)
Common Stock	Shahira Wely (3)	5,000,000 shares	64.1%

(1)The percentages below are based on 5,000,000 shares of our common stock issued and outstanding as of the date of this prospectus.

(2)c/o WidFit Inc., Jabotinsky Street 3, Hod Hasharon 4530803, Israel.

(3)Appointed Chief Executive Officer, President, Secretary, Treasurer and director, on December 13, 2021.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Audit Fees and Audit Related Fees:
Michael Gillespie & Associates, PLLC	$4000	$4,750
Bolko and Associates	1500	--
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$5,500	$4,750

In the above table, “audit fees” are fees billed by our Company’s external auditor for services provided in auditing our Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our Company’s financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits.:

Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidFit Inc.

Dated: March 26, 2025	/s/ Shahira Wely
Shahira Wely
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahira Wely	Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Board Member	March 26, 2025