Form 10-Q
period 2024-06-30
WidFit Inc.
filed 2025-05-15
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-4045138

WidFit Inc.

(Exact name of registrant as specified in its charter)

Nevada	38-4045138
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Jabotinsky Street 3

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

As of May 15, 2025, there were 7,800,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WidFit Inc.

Balance Sheet

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash held in trust	$26,817	$37,307
Total current assets	26,817	37,307

Total Assets	$26,817	$37,307

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2,000	2,000
Due to related party	6,500	6,500
Total current liabilities	8,500	8,500

Total Liabilities	8,500	8,500

Stockholders’ Equity:
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,800,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	7,800	7,800
Additional paid-in capital	58,200	58,200
Accumulated deficit	(47,683)	(37,193)
Total stockholders’ equity	$18,317	$28,807

Total liabilities and stockholders’ equity	$26,817	$37,307

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	50	30	90	2,060
Professional fees	6,400	1,500	10,400	5,500
Total operating expenses	$6,450	$1,530	$10,490	$7,560

Net loss before taxes	$(6,450)	$(1,530)	$(10,490)	$(7,560)
Income tax	-	-
Net loss	$(6,450)	$(1,530)	$(10,490)	$(7,560)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	7,800,000	7,455,769	7,800,000	7,017,818

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Statement of Stockholders’ Equity

(Unaudited)

For the three and six month periods ended June 30, 2023 and 2024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	6,575,000	$6,575	$34,925	$(29,633)	$11,867
Net loss	-	-	-	(6,030)	(6,030)
Balance at March 31, 2023	6,575,000	$6,575	$34,925	$(35,663)	$5,837
Share issued for cash	1,225,000	1,225	23,275	-	24,500
Net loss	-	-	-	(1,530)	(1,530)
Balance at June 30, 2023	7,800,000	$7,800	$58,200	$(37,193)	$28,807

Balance at January 1, 2024	7,800,000	$7,800	$58,200	$(37,193)	$28,807
Net loss	-	-	-	(4,040)	(4,040)
Balance at March 31, 2024	7,800,000	$7,800	$58,200	$(41,233)	$24,767
Net loss	-	-	-	(6,450)	(6,450)
Balance at June 30, 2024	7,800,000	$7,800	$58,200	$(47,683)	$18,317

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(10,490)	$(7,560)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
(Increase) Decrease in accounts payable and accrued liabilities	-	2,000
Net cash used in operating activities	$(10,490)	$(5,560)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	24,500
Net cash provided by financing activities	$-	$24,500

Net increase (decrease) in cash, cash equivalents and restricted cash	(10,490)	18,940
Cash, cash equivalents and restricted cash at beginning of year	37,307	21,117
Cash, cash equivalents and restricted cash at end of period	$26,817	$40,057

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WidFit Inc.

Notes to the Unaudited Financial Statements

June 30, 2023

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of June 30, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended June 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2024 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $26,817 of cash as of June 30, 2024.

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

As of June 30, 2024, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2024, the Company had no items that affected comprehensive loss.

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

On December 19, 2023, Company repaid $2,750 to Shahira Wely, The President of the Company.

As of June 30, 2024, and December 31, 2023, due to related party is $6,500 and $6,500 respectively.

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

As of June 30, 2024, and December 31, 2023, the Company has 7,800,000 shares of common stock issued and outstanding, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 through May 15, 2025 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from April 1, 2024 to June 30, 2024.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2024

We recorded no revenues during the three and six ended June 30, 2024.

For the three months ended June 30, 2024, total operating expenses were $6,450, comprised of professional fees of $6,400 and general and administration expenses of $50.  Our net loss on June 30, 2024, was $6,450.

For the six months ended June 30, 2024, total operating expenses were $10,490, comprised of professional fees of $10,400 and general and administration expenses of $90.  Our net loss on June 30, 2024, was $10,490.

For the six months ended June 30, 2024, we used $10,490 of cash in our operations.

Three and Six Months Ended June 30, 2023

We recorded no revenues during the three and six ended June 30, 2023.

For the three months ended June 30, 2023, total operating expenses were $1,530, comprised of professional fees of $1,500 and general and administration expenses of $30.  Our net loss on June 30, 2023, was $1,530.

For the three months ended June 30, 2023, total operating expenses were $7,560, comprised of professional fees of $5,500 and general and administration expenses of $2,060.  Our net loss on June 30, 2023, was $7,560.

For the six months ended June 30, 2023, we used $5,560 of cash in our operations.

Liquidity and Capital Resources

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our unaudited consolidated financial statements, we had an accumulated deficit on June 30, 2024, we did not incur any revenue, and we incurred a net loss along with a net use of cash in our operating activities during the three months ended June 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

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

In accordance with ASC 855, we have analyzed our operations subsequent to June 30, 2024, through the date these financial statements were issued, and have determined that we don’t have any other material subsequent events to disclose in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our President and Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024.

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

WidFit Inc.

Dated: May 15, 2025	/s/ Shahira Wely
Shahira Wely
President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)