Form 10-K
period 2024-12-31
WidFit Inc.
filed 2025-07-22
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of July 9, 2025, there were 7,800,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024

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

We are a development stage Company and currently have no revenues or significant assets. At December 31, 2024, our assets were $22,792 and our liabilities were $8,500. Our net loss for the period ended December 31, 2024, was $14,515 and for 2023, it was $7,560.

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

WIDFIT INC.’s operations depend solely on the efforts of the officers and directors of the Company. They have very little experience, if any, related to public Company management or as a principal accounting officer. Because of this, the Company may be unable to develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

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

Holders of Common Stock

As of July 9, 2025, we had 30 stockholders of record of the common shares outstanding.

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

Plan of Operations

We generated no revenue in December 31, 2024 or 2023.

Comparison of the Years Ended December 31, 2024 and 2023

Lack of Revenues

We have limited operational history. During the year ended December 31, 2024 and 2023 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2024 and 2023 were $14,515 and $7,560 respectively. Operating expenses consisted of general and administrative expenses of $115 and professional fees of $14,400 for the year ended December 31, 2024. Operating expenses consisted of general and administrative expenses of $2,060 and professional fees of $5,500 for the year ended December 31, 2023.

Net Loss

During the year ended December 31, 2024 and 2023 the Company recognized net losses of $14,515 and $7,560 respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through the sale of shares of our Common Stock and loans from shareholders and third parties.

As of December 31, 2024, the Company has $22,792 in total assets as cash-held-in-trust $22,792. As of December 31, 2024, the Company has $8,500 in liabilities as due to related party $6,500 and for accounts payable and accrued liabilities of $2,000. Accumulated deficit as of December 31, 2024 is $51,708.

As of December 31, 2023, the Company has $37,307 in total assets as cash-held-in-trust $37,307. As of December 31, 2023, the Company has $8,500 in liabilities as due to related party $6,500 and for accounts payable and accrued liabilities of $2,000. Accumulated deficit as of December 31, 2023 is $37,193.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2024 and 2023 is $14,515 and $8,310. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2024 and 2023 was $0 and $24,500 respectively. The cash provided by financing activities was primarily due to shareholder loans and proceeds from the issuance of shares of Common Stock.

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

December 31, 2024

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

WidFit, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WidFit, Inc. as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

July 9, 2025

WidFit Inc.

Balance Sheet

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash held in trust	$22,792	$37,307
Total current assets	22,792	37,307

Total assets	$22,792	$37,307

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2,000	2,000
Due to related party	6,500	6,500
Total current liabilities	8,500	8,500

Total liabilities	8,500	8,500

Stockholders’ Equity:
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,800,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	7,800	7,800
Additional paid-in capital	58,200	58,200
Accumulated deficit	(51,708)	(37,193)
Total stockholders’ equity	$14,292	$28,807

Total liabilities and stockholders’ equity	$22,792	$37,307

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Statements of Operations

	For the year ended December 31,
	2024	2023
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	115	2,060
Professional fees	14,400	5,500
Total operating expenses	$14,515	$7,560

Net loss before taxes	$(14,515)	$(7,560)
Income tax	-	-
Net loss	$(14,515)	$(7,560)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	7,800,000	7,412,123

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	6,575,000	$6,575	$34,925	$(29,633)	$11,867
Share Issued	1,225,000	1,225	23,275	-	24,500
Net loss	-	-	-	(7,560)	(7,560)
Balance at December 31, 2023	7,800,000	$7,800	$58,200	$(37,193)	$28,807

Balance at January 1, 2024	7,800,000	$7,800	$58,200	$(37,193)	$28,807
Net loss	-	-	-	(14,515)	(14,515)
Balance at December 31, 2024	7,800,000	$7,800	$58,200	$(51,708	$14,292

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Statements of Cash Flows

	For the year ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(14,515)	$(7,560)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
(Increase) Decrease in accounts payable and accrued liabilities	-	2,000
(Increase) Decrease in due to related parties	-	(2,750)
Net cash used in operating activities	$(14,515)	$(8,310)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	24,500
Net cash provided by financing activities	$-	$24,500

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,515)	16,190
Cash, cash equivalents and restricted cash at beginning of year	37,307	21,117
Cash, cash equivalents and restricted cash at end of period	$22,792	$37,307

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Notes to the Financial Statements

December 31, 2024

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $22,792 of cash as of December 31, 2024.

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

As of December 31, 2024, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2024, the Company had no items that affected comprehensive loss.

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

On December 19, 2023, Company repaid $2,750 to Shahira Wely, The President of the Company.

As of December 31, 2024, and December 31, 2023, due to related party is $6,500 and $6,500 respectively.

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

As of December 31, 2024, and December 31, 2023, the Company has 7,800,000 shares of common stock issued and outstanding, respectively.

NOTE 6 - INCOME TAXES

For the year ended December 31, 2024, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $51,708 at December 31, 2024, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	December 31, 2024	December 31, 2023
Income tax expense (benefit) at statutory rate	$(3,048)	$(1,588)
Change in valuation allowance	3,048	1,588
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Gross deferred tax asset	$10,859	$7,811
Valuation allowance	(10,859)	(7,811)
Net deferred tax asset	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31, 2024	December 31, 2023
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024, through July 9, 2025. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from October 1, 2024 to December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Shahira Wely and Chief Financial Officer, Shahira Wely, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2024 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Our director is elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Our officer is appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

Name	Age	Positions

Shahira Wely	46	Chief Executive President, Secretary, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Shahira Wely	2024	$0	$0	$0	$0	$0
Shahira Wely	2023	$0	$0	$0	$0	$0

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Audit Fees and Audit Related Fees:
Michael Gillespie & Associates, PLLC	$--	$4,000
Bolko and Associates	--	1,500
Barton CPA	14,000	--
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$14,000	$5,500

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

WidFit Inc.

Dated: July 21, 2025	/s/ Shahira Wely
Shahira Wely
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahira Wely	Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Board Member	July 21, 2025