Form 10-K
period 2025-12-31
WidFit Inc.
filed 2026-07-09
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(725) 297-0270

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $0.00.

As of June 8, 2026, there were 7,820,000 shares of common stock, $0.001 par value per share, outstanding.

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

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to

Widfit Inc.

PART I

ITEM 1. BUSINESS

General Business Development

WidFit was incorporated on December 13, 2021. On December 1, 2025, the Company completed the acquisition of 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington-based provider of home inspection services. Consequently, as of December 31, 2025, the Company operates through its wholly owned subsidiary, LHS. Our business offices are currently located at Jabotinsky Street 3, Hod Hasharon 4530803, Israel.

We are a development stage Company with limited revenues and minimal assets. At December 31, 2025, our consolidated assets were $101,528 and our liabilities were $8,700. Assets primarily include $90,066 in goodwill resulting from the LHS acquisition. Our net loss for the period ended December 31, 2025, was $21,464 and for 2024, it was $14,515.

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

COMPETITION AND COMPETITIVE STRATEGY

Our competition includes all Internet browsers, including Chrome, Safari and Edge, but for our business model, we believe that our direct competition includes UK-based startup Gener8, which was founded last year and has developed a browser extension dedicated to customizing ad displays and paying users in vouchers. Additionally, we believe another direct competitor to be a search engine called Brave, which has recently started offering people the option to earn crypto-tokens called Basic Attention Tokens in exchange for allowing ads to appear while a user browses the Internet.

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

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

Former Shell Company Status

From the Company’s inception on December 13, 2021 through November 30, 2025, the Company was a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On December 1, 2025, the Company completed the acquisition of 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington limited liability company providing residential home services. As a result of the Acquisition, the Company ceased to be a shell company on December 1, 2025. The information required by Item 2.01(f) of Form 8-K with respect to the change in shell company status is included in this Annual Report on Form 10-K and in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission.

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

In the future, we may need to raise additional capital through the issuance of additional Shares or securities convertible into Shares. If we issue additional Shares or convertible securities, our then-existing shareholders may face substantial dilution. In addition to diluting our then-existing shareholders, we may be obligated to pay a substantial amount of regular income to future investors, which would reduce our cash available for working capital. Equity interests in the Company's subsidiary, LHS, may also be publicly or privately offered. Such offerings would have the effect of indirectly diluting members of the Company. Currently, we do not have any arrangements for any financing for the sale of shares or any other method of financing, and we can provide no assurances to Investors that we will be able to obtain any financing when required on favorable terms or at all. The only cash immediately available to us is the cash in our bank account.

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

Risks Related to the Acquisition of LHS

The acquisition of LHS, a home inspection service, marks a diversification from our core technology development.

We may face significant challenges in integrating the operations, corporate culture, and financial reporting of a service-based business into our existing structure.

Goodwill Impairment Risk.

As a result of the acquisition, we recognized $90,066 in goodwill. This asset is tested annually for impairment. If LHS does not meet performance expectations, we may be required to record a non-cash impairment charge, which would adversely affect our financial condition.

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

Rule 144 is not currently available for the resale of restricted shares of our Common Stock.

Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), is not available for the resale of securities initially issued by a shell company or by an issuer that has at any time previously been a shell company until certain conditions are satisfied, including the lapse of at least one year from the date on which the issuer files current “Form 10 information” with the Securities and Exchange Commission reflecting its status as an entity that is no longer a shell company. Holders of our restricted Common Stock therefore may be unable to rely on Rule 144 to resell their shares until at least December 1, 2026, and only if the Company has timely filed all required reports under Section 13 or 15(d) of the Exchange Act during the twelve months preceding any such sale. This restriction may adversely affect the liquidity of our Common Stock.

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

Holders of Common Stock

As of June 8, 2026, here are 7,820,000 shares of common stock outstanding, reflecting the issuance of 20,000 shares in connection with the acquisition of LHS.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Rule 144 Resale Restrictions

Because the Company was previously a shell company and ceased to be a shell company on December 1, 2025, Rule 144 under the Securities Act is currently unavailable for the resale of restricted securities of the Company. Rule 144 will become available to permit the resale of restricted securities at the earliest on December 1, 2026, and only if the Company has timely filed all required Exchange Act reports during the twelve months preceding any such sale and has satisfied the other applicable conditions of Rule 144(i).

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

Plan of Operations

Plan of Operations: For the year ended December 31, 2025, we generated $1,632 in revenue, compared to $0 in 2024.

Comparison of the Years Ended December 31, 2025 and 2024

Lack of Revenues

We have limited operational history. Company has generated revenues during the year ended December 31, 2025 and 2024 were $1,632 and $0.. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2025 and 2024 were $22,828 and $14,515 respectively. Operating expenses consisted of general and administrative expenses of $328 and professional fees of $22,500 for the year ended December 31, 2025. Operating expenses consisted of general and administrative expenses of $115 and professional fees of $14,400 for the year ended December 31, 2024.

Net Loss

During the year ended December 31, 2025 and 2024 the Company recognized net losses of $21,464 and $14,515 respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through the sale of shares of our Common Stock and loans from shareholders and third parties.

As of December 31, 2025, total consolidated assets increased to $101,528, primarily due to the acquisition of LHS. These assets consist of $90,066 in goodwill, $6,568 in cash, and $4,894 due from a related party. As of December 31, 2025, the Company has $8,700 in liabilities as due to related party $6,500 and for accounts payable and accrued liabilities of $2,200. Accumulated deficit as of December 31, 2025 is $73,172.

As of December 31, 2024, the Company has $22,792 in total assets as cash-held-in-trust $22,792. As of December 31, 2024, the Company has $8,500 in liabilities as due to related party $6,500 and for accounts payable and accrued liabilities of $2,000. Accumulated deficit as of December 31, 2024 is $51,708.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2025 and 2024 is $16,224 and $14,515. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2025 and 2024 was $0 and $0 respectively. The cash provided by financing activities was primarily due to shareholder loans and proceeds from the issuance of shares of Common Stock.

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

December 31, 2025

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

WidFit, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WidFit, Inc. and Subsidiary as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

June 22, 2026

WidFit Inc.

Consolidated Balance Sheet

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Bank	$6,568	$22,792
Accounts receivable	-	-
Due from related party	4,894	-
Total current assets	11,462	22,792

Goodwill	90,066	-
Total assets	$101,528	$22,792

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2,200	2,000
Due to related party	6,500	6,500
Total current liabilities	8,700	8,500

Total liabilities	8,700	8,500

Stockholders’ Equity:
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,820,000 and 7,800,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	7,820	7,800
Additional paid-in capital	158,180	58,200
Accumulated deficit	(73,172)	(51,708)
Total stockholders’ equity	$92,828	$14,292

Total liabilities and stockholders’ equity	$101,528	$22,792

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2025	2024
Revenues	$1,632	$-
Cost of sales, purchase of materials	268	-
Gross profit	1,364	-

Operating Expenses
General and administrative	328	115
Professional fees	22,500	14,400
Total operating expenses	$22,828	$14,515

Net loss before taxes	$(21,464)	$(14,515)
Income tax	-	-
Net loss	$(21,464)	$(14,515)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	7,801,699	7,800,000

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024 and 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2024	7,800,000	$7,800	$58,200	$(37,193)	$28,807
Net loss	-	-	-	(14,515)	(14,515)
Balance at December 31, 2024	7,800,000	$7,800	$58,200	$(51,708)	$14,292

Balance at January 1, 2025	7,800,000	$7,800	$58,200	$(51,708)	$14,292
Shares issued for acquisition of subsidiary	20,000	20	99,980	-	100,000
Net loss	-	-	-	(21,464)	(21,464)
Balance at December 31, 2025	7,820,000	$7,820	$158,180	$(73,172)	$92,828

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(21,464)	$(14,515)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,225	-
(Increase) decrease in due from related party	(4,894)	-
Increase (decrease) in accounts payable and accrued liabilities	200	-
Increase (decrease) in due to related parties	(1,391)	-
Net cash used in operating activities	$(16,324)	$(14,515)

Cash Flows from Investing Activities:
Cash acquired in acquisition of subsidiary	100	-
Net cash provided by investing activities	$100	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(16,224)	(14,515)
Cash, cash equivalents and restricted cash at beginning of year	22,792	37,307
Cash, cash equivalents and restricted cash at end of period	$6,568	$22,792

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of 20,000 shares for acquisition of subsidiary	$100,000	$-

The accompanying notes are an integral part of these financial statements.

WidFit Inc.

Notes to the Consolidated Financial Statements

December 31, 2025

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

WidFit Inc. (the “Company”, “we”, “us” or “our”) was incorporated on December 13, 2021, in the State of Nevada.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of December 31, 2025. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2025 and 2024. The consolidated financial statements include the accounts of WidFit Inc. and its wholly owned subsidiary LHS. All intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,568 and $22,792 of cash as of December 31, 2025 and 2024.

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

As of December 31, 2025, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. The Company allocates the fair value of purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. If the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, a bargain purchase gain is recognized in earnings.

Determining the fair value of assets acquired and liabilities assumed requires management judgment and involves the use of estimates. The results of operations of the acquired business are included in the Company’s consolidated financial statements beginning on the acquisition date.

Acquisition-related costs such as legal, accounting, valuation, and consulting fees are expensed as incurred and are not included in the purchase price consideration.

Goodwill arising from business combinations is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

On December 19, 2023, Company repaid $2,750 to Shahira Wely, The President of the Company.

On October 18, 2025, Company received $2,000 from Shahira Wely, President of the Company as a loan. These loans were unsecured, noninterest bearing and due on demand.

As of December 31, 2025, and December 31, 2024, due to related party is $6,500 and $6,500 respectively.

As of December 31, 2025, the Company’s wholly owned subsidiary, Liberty Home Services LLC, has a receivable of $4,894 due from James McGregor, the manager of the subsidiary (who is not an officer or director of the Company), for net cash withdrawals from the subsidiary’s bank account in excess of amounts owed for materials purchased and sales tax paid on behalf of the subsidiary. This amount is classified as “due from related party” on the consolidated balance sheet.

NOTE 5 - STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2025, the Company’s authorized stock consists of 75,000,000 shares of common stock at a par value of $0.001 per share.

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

On December 1, 2025, the Company issued 20,000 common shares at a value of $5 per share on completion of the acquisition agreement signed with Liberty Home Services LLC.

As of December 31, 2025, and December 31, 2024, the Company has 7,820,000 and 7,800,000 shares of common stock issued and outstanding, respectively.

NOTE 6 - INCOME TAXES

For the year ended December 31, 2025, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $73,172 at December 31, 2025, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	December 31, 2025	December 31, 2024
Income tax expense (benefit) at statutory rate	$(4,927)	$(3,048)
Change in valuation allowance	4,927	3,048
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Gross deferred tax asset	$15,786	$10,859
Valuation allowance	(15,786)	(10,859)
Net deferred tax asset	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31, 2025	December 31, 2024
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

NOTE 7 - BUSINESS COMBINATION

On December 1, 2025, the Company completed the acquisition of 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington-based provider of home inspection services. The acquisition was effected through the issuance of 20,000 shares of the Company’s common stock.

The transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The total purchase consideration, measured at the fair value of $5 per share, was $100,000, as approved by the Company’s board of directors per the Certified Resolution dated August 31, 2025. The purchase price allocation resulted in the recognition of goodwill of $90,066, primarily attributable to expected operational synergies, established customer relationships, and the assembled workforce.

LHS’s results of operations are included in the Company’s consolidated financial results beginning December 1, 2025, and accordingly are included in the consolidated statement of operations for the year ended December 31, 2025.

The allocation of the purchase price to the identifiable assets acquired and goodwill recognized is summarized below:

On December 1, 2025, the Company acquired 100% of LHS for 20,000 common shares valued at $100,000 ($5.00 per share). The purchase price was allocated as follows: $100 to Cash, $11,225 to Accounts Receivable, $1,391 to Due from Related Party, and $90,066 to Goodwill.

The allocation of the purchase price to the identifiable assets acquired and goodwill recognized is summarized below:

December 1, 2025
Purchase price paid by share issue of 20,000 shares	$100,000
Less: Fair value of tangible assets acquired and liabilities assumed
Cash at bank	(100)
Accounts receivable	(11,225)
Due to related party	1,391
Fair value of goodwill	$90,066

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025, through June 8, 2026. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from October 1, 2025 to December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Shahira Wely and Chief Financial Officer, Shahira Wely, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Change in Shell Company Status

Prior to December 1, 2025, the Company was a shell company as defined in Rule 12b-2 under the Exchange Act. On December 1, 2025, as a result of the acquisition of Liberty Home Services LLC, the Company ceased to be a shell company. The information required by Item 5.06 of Form 8-K is incorporated by reference from Item 1 of this Annual Report on Form 10-K and from the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2025 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Our director is elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Our officer is appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

Name	Age	Positions

Shahira Wely	47	Chief Executive President, Secretary, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Shahira Wely	2025	$0	$0	$0	$0	$0
Shahira Wely	2024	$0	$0	$0	$0	$0

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address:

Title of Class	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership	Percent of Common stock (1)
Common Stock	Shahira Wely (3)	5,000,000 shares	64.1%

(1)The percentages above are based on 7,820,000 shares of our common stock issued and outstanding as of the date of this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Audit Fees and Audit Related Fees:
Michael Gillespie & Associates, PLLC	$22,500	$--
Bolko and Associates	--	--
Barton CPA	--	14,000
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$22,500	$14,000

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

WidFit Inc.

Dated: June 8, 2026	/s/ Shahira Wely
Shahira Wely
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahira Wely	Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Board Member	June 8, 2026