Form 10-Q
period 2026-03-31
WidFit Inc.
filed 2026-07-21
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of July 8, 2026, there were 7,820,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC. AND SUBSIDIARY

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$13,127	$6,568
Due from related party	9,708	4,894
Total current assets	22,835	11,462

Goodwill	90,066	90,066
Total Assets	$112,901	$101,528

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	4,200	2,200
Sales tax payable	1,148	-
Due to related party	6,500	6,500
Total current liabilities	11,848	8,700

Total Liabilities	11,848	8,700

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,820,000 issued and outstanding	7,820	7,820
Additional paid-in capital	158,180	158,180
Accumulated deficit	(64,947)	(73,172)
Total stockholders’ equity	$101,053	$92,828

Total liabilities and stockholders’ equity	$112,901	$101,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues	$12,939	$-
Cost of revenue	(2,705)	-
Gross profit	10,234	-

Operating expenses
Professional fees	2,000	8,000
General and administrative	9	25
Total operating expenses	$2,009	$8,025

Operating income (loss)	$8,225	$(8,025)

Net income (loss) before income taxes	8,225	(8,025)
Income tax expense	-	-
Net income (loss)	$8,225	$(8,025)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding - basic and diluted	7,820,000	7,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	7,800,000	$7,800	$58,200	$(51,708)	$14,292
Net loss for the period	-	-	-	(8,025)	(8,025)
Balance at March 31, 2025	7,800,000	$7,800	$58,200	$(59,733)	$6,267

Balance at December 31, 2025	7,820,000	$7,820	$158,180	$(73,172)	$92,828
Net income for the period	-	-	-	8,225	8,225
Balance at March 31, 2026	7,820,000	$7,820	$158,180	$(64,947)	$101,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$8,225	$(8,025)
Adjustments to reconcile net income (loss) to net cash
Changes in operating assets and liabilities:
(Increase) in due from related party	(4,814)	-
Increase in accounts payable	2,000	-
Increase in sales tax payable	1,148	-
Net cash provided by (used in) operating activities	$6,559	$(8,025)

Cash flows from investing activities:
Net cash provided by investing activities	$-	$-

Cash flows from financing activities:
Net cash provided by financing activities	$-	$-

Net change in cash	6,559	(8,025)
Cash at beginning of period	6,568	22,792
Cash at end of period	$13,127	$14,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

WidFit Inc. (the “Company”) was incorporated in the State of Nevada on December 13, 2021. On December 1, 2025, the Company acquired 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington limited liability company providing residential home services. Following the acquisition, LHS operates as a wholly-owned subsidiary of the Company. The accompanying condensed consolidated financial statements include the accounts of the Company and LHS. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of net losses and an accumulated deficit of $64,947 as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans include expanding the operations of LHS and, as necessary, obtaining additional financing through the sale of equity securities or advances from related parties. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies from those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s significant accounting policies applied in these condensed consolidated financial statements are summarized below.

Principles of Consolidation.  The condensed consolidated financial statements include the accounts of WidFit Inc. and its wholly owned subsidiary, LHS. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition.  The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the Company satisfies its performance obligation by completing residential home-services work for a customer, which is the point at which control of the service transfers to the customer. Each customer work order represents a single performance obligation satisfied at a point in time, and the transaction price is the amount stated in the customer invoice. Revenue is presented net of Washington State retail sales tax collected on behalf of taxing authorities.

Goodwill.  Goodwill represents the excess of the purchase consideration over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income Taxes.  The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company had no dilutive potential common shares outstanding during the periods presented; accordingly, basic and diluted per-share amounts are the same.

Recent Accounting Pronouncements.  The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 4 - ACQUISITION OF LIBERTY HOME SERVICES LLC

On December 1, 2025, the Company acquired 100% of the membership interests of LHS in exchange for 20,000 shares of the Company’s common stock at a fair value of $5.00 per share, for total consideration of $100,000. The acquisition was accounted for as a business combination under ASC 805. Goodwill of $90,066 was recognized.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related party - S. Wely:  As of March 31, 2026 and December 31, 2025, the Company owed Shahira Wely, the Company’s sole officer and director, $6,500 and $6,500, respectively, representing working-capital advances. The balance is non-interest-bearing and has no stated repayment terms.

Due from related party - J. McGregor:  As of March 31, 2026 and December 31, 2025, $9,708 and $4,894, respectively, was due from James McGregor, Managing Member of LHS. The balance is non-interest-bearing and has no stated repayment terms.

NOTE 6 - CONCENTRATIONS

During the three months ended March 31, 2026, all of the Company’s revenue was generated by LHS from residential home-services customers located in Whatcom County, Washington.

NOTE 7 - INCOME TAXES

The Company has historically incurred net operating losses and has recorded a full valuation allowance against its deferred tax assets. No income tax expense or benefit has been recorded for the three months ended March 31, 2026 or March 31, 2025.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2026 through July 21, 2026 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from July 1, 2025 to March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to publicly update any forward-looking statement.

Overview

WidFit Inc. (the “Company”) is a Nevada corporation. On December 1, 2025, the Company acquired 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington limited liability company providing residential home services. LHS operates as a wholly-owned subsidiary of the Company.

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025.  Revenue for the three months ended March 31, 2026 was $12,939 compared to $0 for the three months ended March 31, 2025. The increase reflects the inclusion of LHS’s residential home-services revenue following the December 1, 2025 acquisition. Cost of revenue was $2,705 for the three months ended March 31, 2026, representing materials used on customer jobs. Total operating expenses were $2,009 compared to $8,025 for the prior-year period. The Company recognized net income of $8,225 for the three months ended March 31, 2026, compared to a net loss of $8,025 for the same period in 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $13,127 and working capital of $10,987. The Company’s principal sources of liquidity are cash flows generated by LHS’s operations and, historically, advances from the Company’s sole officer and director. Net cash provided by operating activities was $6,559 for the three months ended March 31, 2026, compared to net cash used in operating activities of $8,025 for the same period in 2025. As described in Note 2 to the condensed consolidated financial statements, the Company’s history of net losses and its accumulated deficit raise substantial doubt about its ability to continue as a going concern; management’s plans to address this uncertainty are described in Note 2.

Critical Accounting Estimates

The Company’s critical accounting estimates have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person, Shahira Wely) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the principal executive and financial officer has concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective, due to the small size of the Company and the limited segregation of duties inherent in a company with a sole officer and director.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

WidFit Inc.

Dated: July 21, 2026	/s/ Shahira Wely
Shahira Wely
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)