Form 10-Q
period 2026-06-30
WidFit Inc.
filed 2026-08-10
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 1, 2026, there were 7,820,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC. AND SUBSIDIARY

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$5,260	$6,568
Other receivable	561	-
Due from related party	-	4,894
Total current assets	5,821	11,462

Goodwill	90,066	90,066
Total Assets	$95,887	$101,528

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	6,200	2,200
Sales tax payable	1,073	-
Due to related party	6,500	6,500
Total current liabilities	13,773	8,700

Total Liabilities	13,773	8,700

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,820,000 issued and outstanding	7,820	7,820
Additional paid-in capital	158,180	158,180
Accumulated deficit	(83,886)	(73,172)
Total stockholders’ equity	$82,114	$92,828

Total liabilities and stockholders’ equity	$95,887	$101,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$12,253	$-	$25,192	$-
Cost of revenue	(899)	-	(3,604)	-
Gross profit	11,354	-	21,588	-

Operating expenses
Management fee - related party	27,389	-	27,389	-
Professional fees	2,000	10,550	4,000	18,575
Taxes	895	-	895	-
General and administrative	9	-	18	-
Total operating expenses	30,293	10,550	32,302	18,575

Net loss	$(18,939)	$(10,550)	$(10,714)	$(18,575)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	7,820,000	7,800,000	7,820,000	7,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	7,800,000	$7,800	$58,200	$(51,708)	$14,292
Net loss for the period	-	-	-	(8,025)	(8,025)
Balance at March 31, 2025	7,800,000	7,800	58,200	(59,733)	6,267
Net loss for the period	-	-	-	(10,550)	(10,550)
Balance at June 30, 2025	7,800,000	$7,800	$58,200	$(70,283)	$(4,283)

Balance at December 31, 2025	7,820,000	7,820	158,180	(73,172)	92,828
Net income for the period	-	-	-	8,225	8,225
Balance at March 31, 2026	7,820,000	7,820	158,180	(64,947)	101,053
Net loss for the period	-	-	-	(18,939)	(18,939)
Balance at June 30, 2026	7,820,000	$7,820	$158,180	$(83,886)	$82,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,714)	$(18,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management compensation	1,007	-
Cost of revenue funded by related party (non-cash)	3,585	-
Sales tax funded by related party (non-cash)	302	-
Changes in operating assets and liabilities:
(Increase) in other receivables	(561)	-
Increase in accounts payable and accrued liabilities	4,000	-
Increase in sales tax payable	1,073	-
Net cash provided by (used in) operating activities	$(1,308)	$(18,575)

Cash flows from investing activities:
Net cash provided by investing activities	$-	$-

Cash flows from financing activities:
Net cash provided by financing activities	$-	$-

Net change in cash	(1,308)	(18,575)
Cash at beginning of period	6,568	22,792
Cash at end of period	$5,260	$4,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

WidFit Inc. (the “Company”) was incorporated in Nevada on December 13, 2021. On December 1, 2025, the Company acquired 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington limited liability company providing residential home services. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and LHS and have been prepared in accordance with U.S. GAAP for interim financial information and Rule 8-03 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for interim periods are not necessarily indicative of results for the full year. These statements should be read together with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2025. Other receivable represents amounts collected on the Company’s behalf that had not yet been remitted to the Company’s operating account at June 30, 2026.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of $10,714 for the six months ended June 30, 2026, an accumulated deficit of $83,886 at June 30, 2026, and a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans include growing LHS operations and obtaining additional financing as needed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.

NOTE 4 - ACQUISITION OF LIBERTY HOME SERVICES LLC

On December 1, 2025, the Company acquired 100% of the membership interests of LHS in exchange for 20,000 shares of common stock. The acquisition was accounted for under the acquisition method, resulting in goodwill of $90,066. No triggering events indicating impairment were identified during the six months ended June 30, 2026.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related party - S. Wely. As of June 30, 2026 and December 31, 2025, the Company owed Shahira Wely, the Company’s sole officer and director, $6,500 for working-capital advances, which are unsecured, non-interest-bearing and due on demand.

Management services - J. McGregor. James McGregor serves as the manager of LHS. Effective May 1, 2026, LHS and Mr. McGregor entered into an independent contractor management services agreement providing for a management fee of $4,000 per month. During the three and six months ended June 30, 2026, the Company recognized management fee expense of $27,389 for Mr. McGregor’s management services, as approved by the board of directors, which includes the settlement of a $9,708 advance outstanding at March 31, 2026. Mr. McGregor is the manager of the subsidiary and is not an officer or director of the Company. As of June 30, 2026, no amount was due from or to Mr. McGregor.

NOTE 6 - CONCENTRATIONS

During the three and six months ended June 30, 2026, LHS provided residential home services to customers in Whatcom County, Washington. A limited number of customers accounted for a significant portion of revenue.

NOTE 7 - INCOME TAXES

The Company has incurred net operating losses and has recorded a full valuation allowance against its deferred tax assets. No income tax expense or benefit was recognized for the periods presented.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued and determined that no events require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Overview. The Company operates through its wholly owned subsidiary, LHS, which provides residential home services in Washington State. LHS was acquired on December 1, 2025; the prior-year interim periods reflect the Company on a stand-alone basis with no operations.

Results of Operations. Revenue was $12,253 for the three months ended June 30, 2026 and $25,192 for the six months, compared to $nil in the prior-year periods, reflecting LHS operations. Cost of revenue was $899 and $3,604, respectively. Net loss was $18,939 for the three months and $10,714 for the six months. The three-month net loss reflects $27,389 of management fee expense to the manager of LHS approved by the board of directors, which is non-recurring in amount and includes settlement of a prior advance; ongoing management compensation is $4,000 per month under an agreement effective May 1, 2026.

Liquidity and Capital Resources. At June 30, 2026, the Company had cash of $5,260 and a working capital deficit of $7,952. The Company expects to fund operations through revenue from LHS and, as needed, advances from its officer and additional financing. There is substantial doubt about the Company’s ability to continue as a going concern (see Note 2).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer (Shahira Wely) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 and concluded that, as of that date, our disclosure controls and procedures were not effective, consistent with the conclusion in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item. Refer to the risk factors in the Company’s Form 10-K for the year ended December 31, 2025.

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

WidFit Inc.

Dated: August 10, 2026	/s/ Shahira Wely
Shahira Wely
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)