Form 10-Q
period 2026-09-30
WidFit Inc.
filed 2026-10-23
CIK 1912954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 21, 2026, there were 7,820,000 shares of common stock, $0.001 par value per share, outstanding.

WIDFIT INC. AND SUBSIDIARY

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$10,796	$6,568
Other receivable	561	-
Due from related party	-	4,894
Total current assets	11,357	11,462

Goodwill	90,066	90,066
Total Assets	$101,423	$101,528

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,375	$2,200
Sales tax payable	1,974	-
Due to related party	6,948	6,500
Total current liabilities	20,297	8,700

Total Liabilities	20,297	8,700

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,820,000 issued and outstanding	7,820	7,820
Additional paid-in capital	158,180	158,180
Accumulated deficit	(84,874)	(73,172)
Total stockholders’ equity	81,126	92,828

Total liabilities and stockholders’ equity	$101,423	$101,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$18,926	$-	$44,118	$-
Cost of revenue	(2,259)	-	(5,863)	-
Gross profit	16,667	-	38,255	-

Operating expenses
Management fee - related party	12,000	-	39,389	-
Professional fees	2,400	4,000	6,400	22,500
Taxes	3,175	-	4,070	-
General and administrative	80	50	98	125
Total operating expenses	17,655	4,050	49,957	22,625

Net loss	$(988)	$(4,050)	$(11,702)	$(22,625)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	7,820,000	7,800,000	7,820,000	7,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	7,800,000	$7,800	$58,200	$(51,708)	$14,292
Net loss for the period	-	-	-	(8,025)	(8,025)
Balance at March 31, 2025	7,800,000	7,800	58,200	(59,733)	6,267
Net loss for the period	-	-	-	(10,550)	(10,550)
Balance at June 30, 2025	7,800,000	7,800	58,200	(70,283)	(4,283)
Net loss for the period	-	-	-	(4,050)	(4,050)
Balance at September 30, 2025	7,800,000	$7,800	$58,200	$(74,333)	$(8,333)

Balance at December 31, 2025	7,820,000	7,820	158,180	(73,172)	92,828
Net income for the period	-	-	-	8,225	8,225
Balance at March 31, 2026	7,820,000	7,820	158,180	(64,947)	101,053
Net loss for the period	-	-	-	(18,939)	(18,939)
Balance at June 30, 2026	7,820,000	7,820	158,180	(83,886)	82,114
Net loss for the period	-	-	-	(988)	(988)
Balance at September 30, 2026	7,820,000	$7,820	$158,180	$(84,874)	$81,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,702)	$(22,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash management compensation	1,007	-
Cost of revenue funded by related party (non-cash)	3,585	-
Sales tax funded by related party (non-cash)	302	-
Changes in operating assets and liabilities:
(Increase) in other receivables	(561)	-
Increase in accounts payable and accrued liabilities	9,175	-
Increase in sales tax payable	1,974	-
Net cash provided by (used in) operating activities	3,780	(22,625)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Advances from related party	448	-
Net cash provided by financing activities	448	-

Net change in cash	4,228	(22,625)
Cash at beginning of period	6,568	22,792
Cash at end of period	$10,796	$167

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDFIT INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

WidFit Inc. (the “Company”) was incorporated in Nevada on December 13, 2021. On December 1, 2025, the Company acquired 100% of the membership interests of Liberty Home Services LLC (“LHS”), a Washington limited liability company providing residential home services. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and LHS and have been prepared in accordance with U.S. GAAP for interim financial information and Rule 8-03 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for interim periods are not necessarily indicative of results for the full year. These statements should be read together with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2025. Other receivable represents amounts collected on the Company’s behalf that had not yet been remitted to the Company’s operating account at September 30, 2026.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of $11,702 for the nine months ended September 30, 2026, an accumulated deficit of $84,874 at September 30, 2026, and a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans include growing LHS operations and obtaining additional financing as needed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.

NOTE 4 - ACQUISITION OF LIBERTY HOME SERVICES LLC

On December 1, 2025, the Company acquired 100% of the membership interests of LHS in exchange for 20,000 shares of common stock. The acquisition was accounted for under the acquisition method, resulting in goodwill of $90,066. No triggering events indicating impairment were identified during the nine months ended September 30, 2026.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related party - S. Wely. As of September 30, 2026, the Company owed Shahira Wely, the Company’s sole officer and director, $6,900, compared with $6,500 at December 31, 2025, for working-capital advances and Company expenses paid on its behalf. The amounts are unsecured, non-interest-bearing and due on demand.

Management services - J. McGregor. James McGregor serves as the manager of LHS. Management fee expense of $39,389 was recognized for the nine months ended September 30, 2026, consisting of $27,389 approved by the sole director for management services rendered through June 30, 2026 and $12,000 for the three months ended September 30, 2026 under an independent contractor management services agreement between LHS and Mr. McGregor dated July 9, 2026 providing for a management fee of $4,000 per month. Mr. McGregor is the manager of the subsidiary and is not an officer or director of the Company. As of September 30, 2026, $48 was due to Mr. McGregor for materials funded on the Company’s behalf.

NOTE 6 - CONCENTRATIONS

During the three and nine months ended September 30, 2026, LHS provided residential home services to customers in Whatcom County, Washington. A limited number of customers accounted for a significant portion of revenue.

NOTE 7 - INCOME TAXES

The Company has incurred net operating losses and has recorded a full valuation allowance against its deferred tax assets. No income tax expense or benefit was recognized for the periods presented.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 21, 2026, the date these financial statements were available to be issued, and determined that no events require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Overview. The Company operates through its wholly owned subsidiary, LHS, which provides residential home services in Washington State. LHS was acquired on December 1, 2025; the prior-year interim periods reflect the Company on a stand-alone basis with no operations.

Results of Operations. Revenue was $18,926 for the three months ended September 30, 2026 and $44,118 for the nine months, compared to $nil in the prior-year periods, reflecting LHS operations. Cost of revenue was $2,259 and $5,863, respectively. Net loss was $988 for the three months ended September 30, 2026, compared with $4,050 in the prior-year quarter, and $11,702 for the nine months compared with $22,625 in the prior-year period. Operating expenses for the quarter include $12,000 of management fee expense to the manager of LHS under an agreement effective July 9, 2026 providing for $4,000 per month, and $3,175 of Nevada state filing and licensing fees.

Liquidity and Capital Resources. At September 30, 2026, the Company had cash of $10,796 and a working capital deficit of $8,940. The Company expects to fund operations through revenue from LHS and, as needed, advances from its officer and additional financing. There is substantial doubt about the Company’s ability to continue as a going concern (see Note 2).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer (Shahira Wely) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 and concluded that, as of that date, our disclosure controls and procedures were not effective, consistent with the conclusion in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WidFit Inc.

Dated: October 23, 2026	/s/ Shahira Wely
Shahira Wely
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)